Form 10-Q
period 2025-09-30
Leapfrog Acquisition Corp
filed 2026-01-20
CIK 2084563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-42993

Leapfrog Acquisition Corporation

(Exact Name or Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Springfield Avenues, Suite 200
Summit, New Jersey 07901
(Address of principal executive offices)

(201) 379-4200

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	LFACU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	LFAC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	LFACW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Exchange Act). Yes ☒ No ☐

As of November 7, 2025, there were 23,660,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LEAPFROG ACQUISITION CORPoration
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Page
Part I – Financial Information
Item 1. Financial Statements
Condensed Balance Sheet as of September 30, 2025 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2025 and the Period from June 20, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholder’s Deficit for the Three Months Ended September 30, 2025 and the Period from June 20, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from June 20, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II – Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III Signatures	24

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LEAPFROG ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

(UNAUDITED)

ASSETS
Non-Current Assets
Deferred offering costs	$295,429
Total Assets	$295,429

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accrued expenses	$34,889
Accrued offering costs	221,305
Promissory note – related party	75,124
Total Current Liabilities	331,318

Commitments and Contingencies (Note 6)
Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,791,667 shares issued and outstanding(1)	479
Additional paid-in capital	24,521
Accumulated deficit	(60,889)
Total Shareholder’s Deficit	(35,889)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$295,429

(1)	Includes up to 625,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On December 8, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 625,000 Class B Ordinary Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEAPFROG ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2025	For the Period from June 20, 2025 (Inception) through September 30, 2025
General and administrative expenses	$60,889	$60,889
Net loss	$(60,889)	$(60,889)
Weighted average Class B ordinary shares outstanding, basic and diluted(1)(2)	4,166,667	4,166,667
Basic and diluted net loss per Class B ordinary share	$(0.01)	$(0.01)

(1)	Excludes up to 625,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On December 8, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 625,000 Class B ordinary shares are no longer subject to forfeiture (see Note 5).

(2)	Gives retroactive effect to the cancellation of the Initial Share and issuance of the Founder Shares on August 6, 2025 (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEAPFROG ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND THE PERIOD FROM JUNE 20, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – June 20, 2025 (inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	-	-
Balance – June 30, 2025	-	-	-	-	-	-	-
Class B ordinary shares issued to Sponsor(1)	-	-	4,791,667	479	24,521	-	25,000
Net loss	-	-	-	-	-	(60,889)	(60,889)
Balance – September 30, 2025	-	$-	4,791,667	$479	$24,521	$(60,889)	$(35,889)

(1)	Includes up to 625,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On December 8, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 625,000 Class B Ordinary Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEAPFROG ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 20, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

Cash flows from operating activities:
Net loss	$(60,889)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid by the Sponsor:	26,000
Changes in operating assets and liabilities:
Accrued expenses	34,889
Net cash used in operating activities	-

Net change in cash	-
Cash - Beginning of period	-
Cash - End of period	$-

Supplemental disclosure of noncash financing activities:
Expenses paid by Sponsor in exchange for issuance of Founder Shares	$25,000
Expenses and deferred offering costs paid by the Sponsor	$75,124
Deferred offering costs included in accrued offering costs	$221,305

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEAPFROG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Leapfrog Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 20, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target, and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from June 20, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the Initial Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on December 4, 2025. On December 8, 2025, the Company consummated the Initial Public Offering of 14,375,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,875,000 Units, at $10.00 per Unit, generating gross proceeds of $143,750,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 472,500 units including 37,500 additional units as the underwriters’ over-allotment option was exercised in full (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement (the “Private Placement”) to the Company’s sponsor, Leapfrog Partners, LLC (the “Sponsor”), and BTIG, LLC, the representative of the underwriters, generating gross proceeds of $4,725,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Of the 472,500 Private Placement Units, the Sponsor purchased 328,750 Private Placement Units, and BTIG purchased 143,750 Private Placement Units. Out of the aggregate amount of $4,725,000, the amount of $2,940,000 was added to the proceeds from the Initial Public Offering held in the Trust Account (as defined below) and the amount of $1,785,000 was transferred to the operating bank account.

Transaction costs amounted to $8,293,874, consisting of $2,875,000 of cash underwriting fees, $5,031,250 of deferred underwriting commissions which will be paid on the consummation of the initial Business Combination and $387,624 of other offering costs.

Upon the closing of the Initial Public Offering and the Private Placement, $143,750,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) with Odyssey Transfer and Trust Company acting as trustee and invested only in U.S. government treasury obligations, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earliest of (i) the completion of an initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete an initial Business Combination within the Completion Window (defined below), subject to applicable law, and (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window (defined below) or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of public shareholders.

The Company’s board of directors has broad discretion in determining the fair market value of a target business. While the Company generally must acquire a target with a fair market value of at least 80% of the Trust Account assets, this requirement does not apply if the Company is delisted from Nasdaq. An independent third-party valuation is only required if the board cannot make this determination or if the target is affiliated with insiders. The Company expects to acquire 100% of a target’s equity or assets but may acquire less or merge directly with the target. The transaction must result in the Company owning at least 50% of the target’s voting securities or gaining control sufficient to avoid classification as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its Class A ordinary shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

All of the Class A ordinary shares sold as part of the units in this offering contain a redemption feature which allows for the redemption of such Public Shares in connection with liquidation, if there is a shareholder vote or tender offer in connection with initial Business Combination and in connection with certain amendments to second amended and restated memorandum and articles of association. In accordance with U.S. Securities and Exchange Commission (“SEC”) guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. Given that the Class A ordinary shares sold as part of the units in the offering were issued with other freestanding instruments, the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The resulting discount to the initial carrying value of temporary equity was accreted upon the closing of the Initial Public Offering such that the carrying value was equal the redemption value on such date. The accretion or remeasurement is recognized as a reduction to retained earnings, or in the absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Each public shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, initial shareholders, directors and executive officers have entered into a letter agreement, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares (as defined below), Private Shares and Public Shares held by them in connection with the completion of a Business Combination.

Notwithstanding the foregoing redemption rights, the Company’s amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this offering, without the prior consent of the Company.

The Company has determined not to have a minimum net tangible asset requirement to consummate any Business Combination which could be subject to Rule 419 promulgated under the Securities Act (defined in Note 2). Moreover, if the Company seeks to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires the Company to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, its net tangible asset threshold may limit the Company’s ability to consummate such initial Business Combination (as the Company may be required to have a lesser number of shares redeemed) and may force the Company to seek third-party financing which may not be available on terms acceptable to the Company or at all. As a result, the Company may not be able to consummate such an initial Business Combination and the Company may not be able to locate another suitable target within the applicable time period, if at all.

If the Company is unable to consummate the initial Business Combination within 24 months (which can be extended) from the Closing of the Initial Public Offering (the “Completion Window”), the Company will, (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable and less interest to pay dissolution expenses up to $100,000) divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Public Shareholders. In the event of liquidation and subsequent dissolution, the warrants will expire and will be worthless.

Going Concern Consideration

As of September 30, 2025, the Company had a working capital deficit of $331,318. As of December 8, 2025, after consummation of the Initial Public Offering, the Company had $1,395,995 in its operating bank account and a working capital surplus of $1,390,659. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. Management plans to complete a Business Combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then. However, there is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Completion Window or that liquidity will be sufficient to fund operations. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC 205-40, “Presentation of Financial Statements — Going Concern,” management concluded that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management has determined that, pursuant to the proceeds received from the Initial Public Offering, it has access to funds that alleviates the substantial doubt about the Company’s ability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on December 5, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2025. The interim results for the period from June 20, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of September 30, 2025.

Deferred Offering Costs

Deferred offering costs consist of legal and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the Initial Public Offering. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares will be charged to temporary equity, and offering costs allocated to the Public Warrants and the Private Placement Units will be charged to shareholder’s deficit as the Public Warrants and the Private Placement Warrants, after management’s evaluation, will be accounted for under equity treatment. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of September 30, 2025, the Company had deferred offering costs of $295,429.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares will contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company will classify Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company will recognize the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, upon completion of the Initial Public Offering, Class A ordinary shares subject to possible redemption will be presented at redemption value as temporary equity, outside of the shareholder’s deficit section of the Company’s balance sheet.

Warrant Instruments

The Company will account for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their assigned value relative fair values. There were no Public Warrants or Private Warrants outstanding as of September 30, 2025.

Net Loss per Class B Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. As of September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B per ordinary share is the same as basic loss per Class B ordinary share for the periods presented.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on June 20, 2025, inception.

In December 2023, the FASB issued ASU 023-09, “Income Taxes (ASC Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its unaudited condensed financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

In the Initial Public Offering on December 8, 2025, the Company sold 14,375,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,875,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Public share and one-half of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG, LLC purchased an aggregate of 472,500 Private Placement Units at a price of $10.00 per Private Placement Unit), or $4,725,000 in the aggregate, in a private placement. Of those 472,500 Private Placement Units, the Sponsor purchased 328,750 Private Placement Units at a price of $10.00 and BTIG, LLC purchased 143,750 Private Placement Units at a price of $10.00 with the underwriters paying for their units via a reduction in the cash underwriting discount due from the Company. Each Private Placement Unit consists of one Class A ordinary share and one-half of one Private Placement Warrant. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Of the Private Placement Units purchased by the Sponsor, non-managing sponsor investors have indirectly purchased, through the purchase of non-managing sponsor membership interests, an aggregate of 260,000 units , at a price of $10.00 per unit, for an aggregate purchase price of $2,600,000. An agreement with the non-managing investors was entered into directly with the Sponsor entity and it makes reference to the Private Placement Units and Founder Shares of the Company. The interests and units associated in the agreement are supported on one for one basis with the Company’s underlying Private Placement Units and Founder Shares.

Each Private Placement Unit is identical to the Units sold in the Initial Public Offering, except that that it is not be redeemable, transferable, assignable or salable by the Sponsor or underwriters until 30 days after the completion of the initial Business Combination, except transfers permitted (a) to officers, directors, advisors or consultants, any affiliate or family member of any of the officers, directors, advisors or consultants, any members or partners of the Sponsor or their affiliates and funds and accounts advised by such members or partners, any affiliates of the Sponsor, or any employees of such affiliates; (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement, in connection with an extension of the Completion Window or in connection with the consummation of a Business Combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) pro rata distributions from the Sponsor to its respective members, partners or shareholders pursuant to the Sponsor’s limited liability company agreement or other charter documents; (g) by virtue of the laws of the State of Delaware or the Sponsor’s limited liability company agreement upon dissolution of the Sponsor; (h) in the event of liquidation prior to consummation of initial Business Combination; (i) in the event that, subsequent to consummation of an initial Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; or (j) to a nominee or custodian of a person or entity to whom a transfer would be permissible under clauses (a) through (g); provided, however, that in the case of clauses (a) through (g) and clause (j) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Note 5 — Related Party Transactions

Founder Shares

On August 6, 2025, the Sponsor purchased 4,791,667 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.005 per share. The Sponsor has not forfeited any of the 625,000 Founder Shares subject to forfeiture as the over-allotment option was exercised in full by the underwriters. The Sponsor collectively owns, on an as-converted basis, 25% of the Company’s issued and outstanding Public Shares and Founder Shares after the Initial Public Offering.

The Founder Shares are identical to the ordinary shares included in the Units being sold in the Initial Public Offering, except that:

●	the Founder Shares are subject to certain transfer restrictions; and

●	the Founder Shares are entitled to registration rights.

The Sponsor, officers and directors have entered into a letter agreement, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of an initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to a post-offering amended and restated memorandum and articles of association (a) to modify the substance or timing of the obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame; and (iv) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of an initial Business Combination.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein.

In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares that are included within the private units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans (as defined below)) minus (iii) any redemptions of Class A ordinary shares by Public Shareholders in connection with an initial Business Combination and any Class A ordinary shares redeemed by Public Shareholders in connection with any amendment to the amended and restated memorandum and articles of association made prior to the consummation of the initial Business Combination (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-business combination activity; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) six months after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination, and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, whereby the Sponsor provides office space and administrative and support services for $10,000 per month. As of September 30, 2025, the Company had not incurred any fees for these services.

Promissory Note — Related Party

On August 21, 2025, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of up to $300,000. The Promissory Note is non-interest-bearing and payable on the earlier of (i) March 31, 2026 and (ii) the consummation of the Initial Public Offering.

During the period from June 20, 2025 (inception) through September 30, 2025, the Company borrowed $75,124 under the Promissory Note, including $1,000 transferred from due to related party, resulting in an outstanding balance of $75,124 as of September 30, 2025.

Upon the closing of the Initial Public Offering on December 8, 2025, the Company repaid the outstanding balance of $75,124 from the proceeds not held in the Trust Account, resulting in no amounts outstanding under the Promissory Note, which became due upon the closing of the Initial Public Offering.

Due to Related Party

The Sponsor pays certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from June 20, 2025 (inception) through September 30, 2025, the Sponsor paid $26,000 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares and $1,000 was transferred to the Promissory Note, resulting in no balances due to related party as of September 30, 2025.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,200,000 of such loans may be convertible into private units of the post-Business Combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025, no Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The U.S. and global markets are facing volatility due to the Russia-Ukraine war and the Israel-Hamas conflict. These events my disrupt supply chains, increase cyber threats and cause commodity price swings. Sanctions and geopolitical tensions could destabilize financial markets. U.S tariffs and trade uncertainties may raise business costs and reduce margins. The overall impact on operations, liquidity and potential Business Combinations remains uncertain.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of this offering, (ii) Private Placement Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) and (iii) Private Placement Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) that may be issued upon conversion of Working Capital Loans, have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of an initial Business Combination pursuant to a registration rights agreement signed on December 4, 2025.

Pursuant to the registration rights agreement and assuming $1,200,000 of Working Capital Loans are converted into private units, the Company will be obligated to register up to 5,680,417 Class A ordinary shares. The number of Class A ordinary shares includes (i) 4,791,667 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 472,500 Class A ordinary shares underlying the Private Placement Units, (iii) 236,250 Class A ordinary shares underlying the Private Warrants, (iv) 120,000 Class A ordinary shares underlying the units issued upon conversion of Working Capital Loans, and (v) 60,000 Class A ordinary shares underlying the warrants associated with the units issued upon conversion of Working Capital Loans.

The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the underwriters may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,875,000 units to cover over-allotments, if any. On December 5, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 1,875,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit or $2,875,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $5,031,250 in the aggregate, payable to BTIG, LLC from the amounts held in the Trust account only upon the completion of an initial Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with $0.0001 par value. As of September 30, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with $0.0001 par value. On August 6, 2025, an aggregate of 4,791,667 Founder Shares were issued to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.005 per share. As of September 30, 2025, there were 4,791,667 Class B ordinary shares issued and outstanding, of which 625,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part (exercised in full on December 8, 2025).

Prior to the consummation of the initial Business Combination, only holders of Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands. Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of the holders representing at least 90% of the issued Class B ordinary shares. With respect to any other matter submitted to a vote of its shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of the Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to the Company’s amended and restated memorandum and articles of association (see Note 5 for related disclosure).

Warrants — As of September 30, 2025, there were no Public Warrants or Private Placement Warrants issued or outstanding. On December 8, 2025, 7,187,500 Public Warrants and 236,250 Private Placement Warrants were issued as part of the Initial Public Offering and Private Placement, respectively.

The gross proceeds of the Initial Public Offering were allocated to the Public Warrants based on fair value, with $2,824,688 recorded in shareholders’ deficit related to the Public Warrants on December 8, 2025. The warrants are not remeasured to fair value on a recurring basis.

For Public Warrants, each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, at any time commencing on the date that is 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless warrant holders purchase at least two units, holders will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to satisfying obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that, as soon as practicable after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which the prospectus forms a part or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant; upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A Ordinary Shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the measurement period. If and when the warrants become redeemable by the Company, it may not exercise its redemption right if the issuance of Class A Ordinary Shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its commercially reasonable efforts to register or qualify such Ordinary Shares under the blue sky laws of the state of residence in those states in which the warrants were offered by the Company in this offering. The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) as well as the $11.50 warrant exercise price after the redemption notice is issued.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

The Company assessed the Public Warrants and the Private Placement Warrants to determine whether they should be classified as equity or liability instruments. This assessment was based on an evaluation of the specific terms of each instrument and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instrument is freestanding financial instruments pursuant to ASC 480 meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, both the Public Warrants and the Private Placement Warrants will be classified in shareholder’s deficit.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include net income or loss comprised of interest and dividends earned on cash and investments held in Trust Account (after the Initial Public Offering) and general and administrative expenses.

September 30,
2025
Deferred offering costs	$295,429

	For the Three Months Ended September 30,	For the Period from June 20, 2025 (Inception) through September 30,
	2025	2025
General and administrative expenses	$60,889	$60,889

The key measure of segment profit or loss reviewed by the CODM is net income or loss, which is comprised of interest and dividends earned on cash and investments held in Trust Account (after the Initial Public Offering) and general and administrative expenses. Net income or loss is reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM reviews interest and dividends earned on cash and investments held in Trust Account (after the Initial Public Offering) to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. The CODM reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and the budget.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On December 8, 2025, the Company consummated the Initial Public Offering of 14,375,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,875,000 Units, at $10.00 per Unit, generating gross proceeds of $143,750,000. Each Unit consists of one Public Share and one-half of one redeemable Public Warrant.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 328,750 Private Placement Units, at a price of $10.00 per Unit, in a Private Placement to the Company’s Sponsor, and the sale of 143,750 Private Placement Units, at a price of $10.00 per Unit, to BTIG, LLC, the representative of the underwriters, generating gross proceeds of $4,725,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one Private Placement Warrant.

On December 8, 2025, following the Initial Public Offering, and the sale of the Private Placement Units, a total of $143,750,000 was placed in the Trust Account.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit or $2,875,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $5,031,250 in the aggregate, payable to BTIG, LLC from the amounts held in the Trust Account only upon the completion of an initial Business Combination.

On December 8, 2025, the total outstanding borrowings of $75,124 under the Promissory Note have been paid simultaneously with the closing of the Initial Public Offering. Borrowings under the Promissory Note are no longer available subsequent to the consummation of the Initial Public Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Leapfrog Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to LeapFrog Partners LLC, and references to “BTIG” refers to BTIG, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our ability to complete an initial business combination (a “Business Combination”), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on June 20, 2025, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On December 4, 2025, the registration statement on Form S-1 (File No. 333-290036) (the ”Registration Statement”) relating to the initial public offering (the “Offering”) of the Company, was declared effective by the U.S. Securities and Exchange Commission.

On December 4, the Company filed its amended and restated memorandum and articles of association (the “Amended Articles”) with the Registrar of Companies in the Cayman Islands. Among other things, the Amended Articles authorize the issuance of up to (i) 200,000,000 Class A Ordinary Shares, par value $0.0001 (ii) 20,000,000 Class B ordinary shares, par value $0.0001 per share, and (iii) 1,000,000 preference shares, par value $0.0001 per share.

Effective as of December 4, 2025, the following individuals were appointed to the board of directors of the Company: Kenneth Hyatt, Ved P. Narayan and R. Ian Angell. Accordingly, effective as of December 4, 2025, the Company’s board of directors is comprised of the following individuals: Matthew R. Pollard, Abhay S. Pande, Kenneth Hyatt, Ved P. Narayan and R. Ian Angell.

On December 8, 2025, the Company consummated the Offering of 14,375,000 units (the “Units”), including 1,875,000 Units issued pursuant to the underwriters’ exercise of their over-allotment in full. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (“Class A Ordinary Shares”), and one-half of one redeemable warrant (each, a “Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $143,750,000.

On December 8, 2025, simultaneously with the consummation of the Offering, the Company consummated the private placement of 328,750 units to the Sponsor and an aggregate of 143,750 units to BTIG (collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $4,725,000 (the “Private Placement”).

A total of $143,750,000 of the net proceeds from the Offering and the Private Placement was placed in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”), with Odyssey Transfer and Trust Company acting as trustee.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 20, 2025 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest earned on investments held in Trust Account. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance.

For the three months ended September 30, 2025 and the period from June 20, 2025 (inception) through September 30, 2025, we had net loss of $60,889, which consisted of general and administrative expenses.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the initial shareholders and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on December 8, 2025, we consummated the Initial Public Offering of 14,375,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,875,000 Units, at $10.00 per Unit, generating gross proceeds of $143,750,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 472,500 Private Placement Units at a price of $10.00 per Private Placement Unit, in a Private Placement to the Company’s Sponsor and BTIG, LLC, the representative of the underwriters, generating gross proceeds of $4,725,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $143,750,000 was placed in the Trust Account. Transaction costs amounted to $8,293,874, consisting of $2,875,000 of cash underwriting fees, $5,031,250 of deferred underwriting commissions which will be paid on the consummation of the initial Business Combination and $387,624 of other offering costs.

For the period from June 20, 2025 (inception) through September 30, 2025, cash used in operating activities was provided by the Sponsor through advances under the Promissory Note, with an outstanding balance of $75,124 as of September 30, 2025.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,200,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. At September 30, 2025 no Working Capital Loans were outstanding.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Going Concern Consideration

As of September 30, 2025, the Company had a working capital deficit of $331,318. As of December 8, 2025, after consummation of the Initial Public Offering, the Company had $1,395,995 in its operating bank account and a working capital surplus of $1,390,659. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. Management plans to complete a Business Combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then. However, there is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Completion Window or that liquidity will be sufficient to fund operations. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC 205-40, “Presentation of Financial Statements — Going Concern,” management concluded that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management has determined that, pursuant to the proceeds received from the Initial Public Offering, it has access to funds that alleviates the substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $10,000 monthly fee.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit or $2,875,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit or $5,031,250 in the aggregate, payable to the underwriters from the amounts held in the Trust Account only upon the completion of an initial Business Combination, subject to the terms of the underwriting Agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarterly period covered by this Quarterly Report.

Subsequent to the quarterly period covered by this Quarterly Report, on December 8, 2025, we consummated the Initial Public Offering of 14,375,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,875,000 Units, at $10.00 per Unit, generating gross proceeds of $143,750,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 472,500 Units at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor and BTIG, LLC, the representative of the underwriters, generating gross proceeds of $4,725.000.

The Private Placement Units are identical to the Units underlying the Units sold in the Initial Public Offering, except that the Private Placement Units are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Units, an aggregate of $143,750,000 was placed in the Trust Account.

Transaction costs amounted to $8,293,874, consisting of $2,875,000 of cash underwriting fees, $5,031,250 of deferred underwriting commissions which will be paid on the consummation of the initial Business Combination and $387,624 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Final Prospectus (424b) filed on December 4, 2025.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule

16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or ”non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAPFROG ACQUISITION CORPORATION

Date: January 20, 2026	By:	/s/ Matthew Pollard
	Name:	Matthew Pollard
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kevin Murphy
	Name:	Kevin Murphy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)