Form 10-Q
period 2026-03-31
Leapfrog Acquisition Corp
filed 2026-05-13
CIK 2084563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 13, 2026, there were 14,375,000 Class A ordinary shares, $0.0001 par value and 4,791,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LEAPFROG ACQUISITION CORPoration
FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LEAPFROG ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets

Current Assets
Cash	$1,010,279	$1,395,995
Prepaid expenses	63,750	3,228
Prepaid insurance, current portion	93,782	93,782

Total Current Assets	1,167,811	1,493,005

Prepaid insurance, non-current portion	63,409	86,854
Cash held in Trust Account	145,338,085	144,087,613

Total Assets	$146,569,305	$145,667,472

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$14,539	$217,300
Due to Sponsor	37,500	7,500

Total Current Liabilities	52,039	224,800

Deferred underwriting fee	5,031,250	5,031,250

Total Liabilities	5,083,289	5,256,050

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 14,375,000 shares subject to possible redemption at $10.11 and $10.02 per share as of March 31, 2026 and December 31, 2025, respectively	145,338,085	144,087,613

Shareholders' deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 472,500 shares issued and outstanding (excluding 14,375,000 shares subject to possible redemption)	47	47
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,791,667 shares issued and outstanding	479	479
Additional paid-in capital	-	-
Accumulated deficit	(3,852,595)	(3,676,717)

Total Shareholders' Deficit	(3,852,069)	(3,676,191)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$146,569,305	$145,667,472

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEAPFROG ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative expenses	$175,878
Loss from operations	(175,878)

Other income
Interest earned on cash held in Trust Account	1,250,472

Net income	$1,074,594

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	14,375,000
Basic and diluted net income per share, redeemable ordinary shares	$0.05
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	5,264,167
Basic and diluted net income per share, non-redeemable ordinary shares	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEAPFROG ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	472,500	$47	4,791,667	$479	$-	$(3,676,717)	$(3,676,191)
Subsequent remeasurement of ordinary shares subject to possible redemption	-	-	-	-	-	(1,250,472)	(1,250,472)
Net income	-	-	-	-	-	1,074,594	1,074,594
Balance – March 31, 2026	472,500	$47	4,791,667	$479	$-	$(3,852,595)	$(3,852,069)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEAPFROG ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash flows from operating activities:

Net income	$1,074,594
Adjustment to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(1,250,472)

Changes in operating assets and liabilities:
Prepaid expenses	(60,522)
Prepaid insurance	23,445
Accounts payable and accrued expenses	(202,761)
Due to sponsor	30,000
Net cash used in operating activities	(385,716)

Cash - beginning of period	1,395,995

Cash - end of period	$1,010,279

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEAPFROG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from June 20, 2025 (inception) through March 31, 2026 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and its efforts to identify a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

All of the Class A ordinary shares sold as part of the units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with liquidation, if there is a shareholder vote or tender offer in connection with initial Business Combination and in connection with certain amendments to second amended and restated memorandum and articles of association. In accordance with U.S. Securities and Exchange Commission (“SEC”) guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. Given that the Class A ordinary shares sold as part of the units in the Initial Public Offering were issued with other freestanding instruments, the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The resulting discount to the initial carrying value of temporary equity was accreted upon the closing of the Initial Public Offering such that the carrying value was equal the redemption value on such date. The accretion or remeasurement is recognized as a reduction to retained earnings, or in the absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Going Concern Consideration

As of March 31, 2026, the Company had $1,010,279 in its operating bank account and a working capital surplus of $1,115,772. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. Management plans to complete a Business Combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then. However, there is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Completion Window or that liquidity will be sufficient to fund operations. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC 205-40, “Presentation of Financial Statements — Going Concern,” Management has determined that, pursuant to the proceeds received from the Initial Public Offering, it has access to funds that allow the Company to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s latest audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 20, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,010,279 and $1,395,995 in cash as of March 31, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of March 31, 2026 or December 31, 2025.

Cash Held in Trust Account

At March 31, 2026 and December 31, 2025, the cash held in the Trust Account amounted to $145,338,085 and $144,087,613, respectively, which is being held in an interest-bearing deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination and liquidation.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted principally of legal and other costs (including underwriting discounts and commissions) incurred that are directly related to the Initial Public Offering. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and the Private Placement Units were charged to shareholders’ deficit as the Public Warrants and the Private Placement Warrants, after management’s evaluation, are accounted for under equity treatment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 or December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Accordingly, at March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, as reconciled in the following table:

Particular	Amount
Gross proceeds	$143,750,000
Less: Proceeds allocated to public warrants	(2,824,688)
Less: Ordinary share issuance cost	(8,118,430)
Add: Remeasurement of carrying value to redemption value	10,943,118
Ordinary shares subject to possible redemption, December 8, 2025	143,750,000
Add: Subsequent remeasurement of carrying value to redemption value	337,613
Ordinary shares subject to possible redemption, December 31, 2025	144,087,613
Add: Subsequent remeasurement of carrying value to redemption value	1,250,472
Ordinary shares subject to possible redemption, March 31, 2026	$145,338,085

Warrant Instruments

The Company has accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. As of March 31, 2026 and December 31, 2025, there were 7,187,500 Public Warrants and 236,250 Private Placement Warrants outstanding.

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

At March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2026
	Redeemable	Non-Redeemable
Particulars	Shares	Shares
Weighted-average shares outstanding	14,375,000	5,264,167
Ownership percentage	73%	27%
Numerators:
Allocation of net income	$786,555	$288,039

Denominators:
Weighted-average shares outstanding	14,375,000	5,264,167
Basic and diluted net income per share	$0.05	$0.05

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG, LLC purchased an aggregate of 472,500 Private Placement Units, including underwriters’ over-allotment of 37,500 units, at a price of $10.00 per Private Placement Unit, or $4,725,000 in the aggregate, in a private placement. Of those 472,500 Private Placement Units, the Sponsor purchased 328,750 Private Placement Units, including underwriters’ over-allotment exercise of 18,750 units, at a price of $10.00 and BTIG, LLC purchased 143,750 Private Placement Units, including underwriters’ over-allotment exercise of 18,750 units, at a price of $10.00 with the underwriters paying for their units via a reduction in the cash underwriting discount due from the Company. Each Private Placement Unit consists of one Class A ordinary share and one-half of one Private Placement Warrant. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

Administrative Services Agreement

Commencing on December 8, 2025, the Company agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative support. This arrangement will terminate upon the earlier of the completion of a Business Combination or the distribution of the Trust Account to the public shareholders. For the three months ended March 31, 2026, the Company incurred $30,000 in fees for these services, with related amounts of $37,500 and $7,500 included in due to Sponsor in the accompanying balance sheets as of March 31, 2026 and December 31, 2025, respectively.

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

Promissory Note — Related Party

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

Due to Related Party

The Sponsor pays certain formation, operating or deferred offering costs on behalf of the Company. Those amounts are due on demand and non-interest bearing. During the period from June 20, 2025 (inception) through December 8, 2025, the Sponsor paid $26,000 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares and $1,000 was transferred to the Promissory Note, resulting in no balances due to related party as of March 31, 2026 or December 31, 2025.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,200,000 of such loans may be convertible into private units of the post-Business Combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

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

Risks and Uncertainties

United States and global markets are experiencing significant volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflict in Iran and the Middle East and Southwest Asia. Recent hostilities between the United States, Israel and Iran have caused significant disruption to the normal flow of oil and refined petroleum products, with consequent price rises and associated economic volatility.

These events may disrupt supply chains, increase cyber threats and cause commodity price swings. Sanctions and geopolitical tensions could destabilize financial markets. U.S tariffs and trade uncertainties may raise business costs and reduce margins. The overall impact on operations, liquidity and potential Business Combinations remains uncertain.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from ongoing conflicts and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with $0.0001 par value. As of March 31, 2026 and December 31, 2025, there were 472,500 Class A ordinary shares issued and outstanding, excluding 14,375,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with $0.0001 par value. On August 6, 2025, an aggregate of 4,791,667 Founder Shares was issued to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.005 per share. As of March 31, 2026 and December 31, 2025, there were 4,791,667 Class B ordinary shares issued and outstanding.

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

The Company has agreed that, as soon as practicable after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to an existing registration statement or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

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

Note 8 --- Fair Value Measurements

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

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	March 31, 2026	December 31, 2025

Cash	$1,010,279	$1,395,995
Cash held in Trust Account	$145,338,085	$144,087,613

For the Three Months
Ended
March 31, 2026

Interest earned on cash held in Trust Account	$1,250,472
General and administrative expenses	$175,878

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

Note 10 — Subsequent Events

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on June 20, 2025, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”). While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to identify and acquire a business focusing on energy or infrastructure, and intend to focus particularly on markets outside the United States.

On December 8, 2025, we consummated our initial public offering (the “Initial Public Offering”) of 14,375,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $143,750,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of (i) 472,500 Private Placement Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant (the “Sponsor Private Placement Units”), at a price of $10.00 per Sponsor Private Placement Unit in a private placement, generating gross proceeds of $4,725,000 (the “Private Placement”). Of the 472,500 Private Placement Units, the Sponsor purchased 328,750 Private Placement Units and the BTIG, LLC, the representative of the underwriters, purchased 143,750 Private Placement Units.

A total of $143,750,000 of the net proceeds from the Initial Public Offering and the Private Placement was placed in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”), with Odyssey Transfer and Trust Company acting as trustee.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 20, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest earned on investments held in Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, the Company had a net income of $1,074,594, which consisted of interest earned on cash held in Trust Account of $1,250,472, partially offset by general and administrative expenses of $175,878.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of March 31, 2026, the Company had $1,010,279 in cash and a working capital of $1,115,772.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,200,000 of such loans (the “Working Capital Loans”) may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units.

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

Going Concern Consideration

As of March 31, 2026, the Company had $1,010,279 in its operating bank account and a working capital surplus of $1,115,772. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. Management plans to complete a Business Combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then. However, there is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Completion Window or that liquidity will be sufficient to fund operations. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC 205-40, “Presentation of Financial Statements — Going Concern,” Management has determined that, pursuant to the proceeds received from the Initial Public Offering, it has access to funds that allow the Company to continue as a going concern.

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

Administrative Services Agreement

Commencing on December 8, 2025, the Company agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative support. This arrangement will terminate upon the earlier of the completion of a Business Combination or the distribution of the Trust Account to the public shareholders. For the three months ended March 31, 2026, the Company incurred $30,000 in fees for these services, with related amounts of $37,500 and $7,500 included in due to Sponsor in the accompanying balance sheets as of March 31, 2026 and December 31, 2025, respectively.

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

Promissory Note — Related Party

On August 21, 2025, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due on the earlier of March 31, 2026 or the completion of the Initial Public Offering. During the period from June 20, 2025 (inception) through December 8, 2025, the Company borrowed $75,124 under the Promissory Note, including $1,000 transferred from due to related party. On December 8, 2025, upon the closing of the Initial Public Offering, the Company repaid the then outstanding balance, $75,124, and the Promissory Note is no longer available to be drawn upon. As of March 31, 2026 and December 31, 2025, the Company had $0 outstanding under the Promissory Note.

Due to Related Party

The Sponsor pays certain formation, operating or deferred offering costs on behalf of the Company. Those amounts are due on demand and non-interest bearing. During the period from June 20, 2025 (inception) through December 8, 2025, the Sponsor paid $26,000 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares and $1,000 was transferred to the Promissory Note, resulting in no balances due to related party as of March 31, 2026 or December 31, 2025.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account may be used for such repayment. Up to $1,200,000 of such loans may be convertible into private units of the post-Business Combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit sold in the Initial Public Offering, or $2,875,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $5,031,250 in the aggregate, payable to the underwriters from the amounts held in the Trust Account only upon the completion of an initial Business Combination, subject to the terms of the underwriting agreement.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Form 10-K for the year ended December 31, 2025 filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarterly period covered by this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

LEAPFROG ACQUISITION CORPORATION

Date: May 13, 2026	By:	/s/ Matthew Pollard
	Name:	Matthew Pollard
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kevin Murphy
	Name:	Kevin Murphy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)