Form 10-Q
period 2026-06-30
Leapfrog Acquisition Corp
filed 2026-08-12
CIK 2084563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-42993

Leapfrog Acquisition Corporation

(Exact Name or Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Springfield Avenue, Suite 200
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

As of August 12, 2026, there were 14,847,500 Class A ordinary shares, $0.0001 par value and 4,791,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LEAPFROG ACQUISITION CORPoration
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Page
Part I – Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from June 20, 2025 (Inception) through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2026 and for the Period from June 20, 2025 (Inception) through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from June 20, 2025 (Inception) through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II – Other Information	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Part III Signatures	25

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LEAPFROG ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets

Current Assets
Cash	$924,963	$1,395,995
Prepaid expenses	42,500	3,228
Prepaid insurance, current portion	93,782	93,782

Total Current Assets	1,061,245	1,493,005

Prepaid insurance, non-current portion	39,964	86,854
Cash held in Trust Account	146,597,830	144,087,613

Total Assets	$147,699,039	$145,667,472

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS' DEFICIT
Liabilities

Current Liabilities
Accounts payable and accrued expenses	$23,426	$217,300
Due to Sponsor	33,103	7,500

Total Current Liabilities	56,529	224,800

Deferred underwriting fee	5,031,250	5,031,250

Total Liabilities	5,087,779	5,256,050

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 14,375,000 shares subject to possible redemption at $10.20 and $10.02 per share as of June 30, 2026 and December 31, 2025, respectively	146,597,830	144,087,613

Shareholders' deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 472,500 shares issued and outstanding (excluding 14,375,000 shares subject to possible redemption)	47	47
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,791,667 shares issued and outstanding	479	479
Additional paid-in capital	-	-
Accumulated deficit	(3,987,096)	(3,676,717)

Total Shareholders' Deficit	(3,986,570)	(3,676,191)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$147,699,039	$145,667,472

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEAPFROG ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Period from June 20, 2025 (Inception) through June 30,	For the Six Months Ended June 30,	For the Period from June 20, 2025 (Inception) through June 30,
	2026	2025	2026	2025
General and administrative expenses	$134,501	$6,014	$310,379	$6,014
Loss from operations	(134,501)	(6,014)	(310,379)	(6,014)

Other income
Interest earned on cash held in Trust Account	1,259,745	-	2,510,217	-

Net income (loss)	$1,125,244	$(6,014)	$2,199,838	$(6,014)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	14,375,000	-	14,375,000	-
Basic and diluted net income (loss) per share, redeemable ordinary shares	$0.06	$-	$0.11	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	5,264,167	4,791,667	5,264,167	4,791,667
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.06	$(0.00)	$0.11	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEAPFROG ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended June 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	472,500	$47	4,791,667	$479	$-	$(3,676,717)	$(3,676,191)
Subsequent remeasurement of ordinary shares subject to possible redemption	-	-	-	-	-	(1,250,472)	(1,250,472)
Net income	-	-	-	-	-	1,074,594	1,074,594
Balance – March 31, 2026	472,500	47	4,791,667	479	-	(3,852,595)	(3,852,069)
Subsequent remeasurement of ordinary shares subject to possible redemption	-	-	-	-	-	(1,259,745)	(1,259,745)
Net income	-	-	-	-	-	1,125,244	1,125,244
Balance – June 30, 2026	472,500	$47	4,791,667	$479	$-	$(3,987,096)	$(3,986,570)

For the Period from June 20, 2025 (Inception) through June 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – June 20, 2025 (inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(6,014)	(6,014)
Balance – June 30, 2025	-	$-	-	$-	$-	$(6,014)	$(6,014)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEAPFROG ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from June 20, 2025 (Inception) through June 30,
	2026	2025
Cash flows from operating activities:

Net income (loss)	$2,199,838	$(6,014)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash held in Trust Account	(2,510,217)	-

Changes in operating assets and liabilities:
Prepaid expenses	(39,272)	-
Prepaid insurance	46,890	-
Accounts payable and accrued expenses	(193,874)	6,014
Due to Sponsor	25,603	-
Net cash used in operating activities	(471,032)	-

Cash - beginning of period	1,395,995	-

Cash - end of period	$924,963	$-

Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accrued expenses	$-	$114,448

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEAPFROG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 20, 2025 (inception) through June 30, 2026 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and its efforts to identify a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

All of the Class A ordinary shares sold as part of the units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with liquidation, if there is a shareholder vote or tender offer in connection with initial Business Combination and in connection with certain amendments to second amended and restated memorandum and articles of association. In accordance with U.S. Securities and Exchange Commission (“SEC”) guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Given that the Class A ordinary shares sold as part of the units in the Initial Public Offering were issued with other freestanding instruments, the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The resulting discount to the initial carrying value of temporary equity was accreted upon the closing of the Initial Public Offering such that the carrying value was equal the redemption value on such date. The accretion or remeasurement is recognized as a reduction to retained earnings, or in the absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Going Concern Consideration

As of June 30, 2026, the Company had $924,963 in its operating bank account and a working capital surplus of $1,004,716. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. Management plans to complete a Business Combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then. However, there is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Completion Window or that liquidity will be sufficient to fund operations. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that, pursuant to the proceeds received from the Initial Public Offering, it has access to funds that allow the Company to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s latest audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 20, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $924,963 and $1,395,995 in cash as of June 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of June 30, 2026 or December 31, 2025.

Cash Held in Trust Account

At June 30, 2026 and December 31, 2025, the cash held in the Trust Account amounted to $146,597,830 and $144,087,613, respectively, which is being held in an interest-bearing deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination and liquidation.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted principally of legal and other costs (including underwriting discounts and commissions) incurred that are directly related to the Initial Public Offering. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and the Private Placement Units were charged to shareholders’ deficit as the Public Warrants and the Private Placement Warrants, after management’s evaluation, are accounted for under equity treatment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 or December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Accordingly, at June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, as reconciled in the following table:

Particular	Amount
Gross proceeds	$143,750,000
Less: Proceeds allocated to public warrants	(2,824,688)
Less: Ordinary share issuance cost	(8,118,430)
Add: Remeasurement of carrying value to redemption value	10,943,118
Ordinary shares subject to possible redemption, December 8, 2025	143,750,000
Add: Subsequent remeasurement of carrying value to redemption value	337,613
Ordinary shares subject to possible redemption, December 31, 2025	144,087,613
Add: Subsequent remeasurement of carrying value to redemption value	2,510,217
Ordinary shares subject to possible redemption, June 30, 2026	$146,597,830

Warrant Instruments

The Company has accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. As of June 30, 2026 and December 31, 2025, there were 7,187,500 Public Warrants and 236,250 Private Placement Warrants outstanding.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. The calculation of diluted net income (loss) per share does not consider the effect of the Public Warrants or Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of a future event.

At June 30, 2026 and December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2026		For the Period from June 20, 2025 (Inception) through June 30, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Weighted-average shares outstanding	14,375,000	5,264,167	-	4,791,667
Ownership percentage	73%	27%	0%	100%
Numerators:
Allocation of net income (loss)	$823,629	$301,615	$-	$(6,014)

Denominators:
Weighted-average shares outstanding	14,375,000	5,264,167	-	4,791,667
Basic and diluted net income (loss) per share	$0.06	$0.06	$-	$(0.00)

	For the Six Months Ended June 30, 2026		For the Period from June 20, 2025 (Inception) through June 30, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Weighted-average shares outstanding	14,375,000	5,264,167	-	4,791,667
Ownership percentage	73%	27%	0%	100%
Numerators:
Allocation of net income (loss)	$1,610,184	$589,654	$-	$(6,014)

Denominators:
Weighted-average shares outstanding	14,375,000	5,264,167	-	4,791,667
Basic and diluted net income (loss) per share	$0.11	$0.11	$-	$(0.00)

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

Each Private Placement Unit is identical to the Units sold in the Initial Public Offering, except that that it is not be redeemable, transferable, assignable or saleable by the Sponsor or underwriters until 30 days after the completion of the initial Business Combination, except transfers permitted (a) to officers, directors, advisors or consultants, any affiliate or family member of any of the officers, directors, advisors or consultants, any members or partners of the Sponsor or their affiliates and funds and accounts advised by such members or partners, any affiliates of the Sponsor, or any employees of such affiliates; (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement, in connection with an extension of the Completion Window or in connection with the consummation of a Business Combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) pro rata distributions from the Sponsor to its respective members, partners or shareholders pursuant to the Sponsor’s limited liability company agreement or other charter documents; (g) by virtue of the laws of the State of Delaware or the Sponsor’s limited liability company agreement upon dissolution of the Sponsor; (h) in the event of liquidation prior to consummation of initial Business Combination; (i) in the event that, subsequent to consummation of an initial Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; or (j) to a nominee or custodian of a person or entity to whom a transfer would be permissible under clauses (a) through (g); provided, however, that in the case of clauses (a) through (g) and clause (j) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

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

Administrative Services Agreement

Commencing on December 8, 2025, the Company agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative support. This arrangement will terminate upon the earlier of the completion of a Business Combination or the distribution of the Trust Account to the public shareholders. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $60,000 in fees for these services, respectively, with related amounts of $33,103 and $7,500 included in due to Sponsor in the accompanying condensed balance sheets as of June 30, 2026 and December 31, 2025, respectively.

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

Promissory Note — Related Party

On August 21, 2025, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due on the earlier of March 31, 2026 or the completion of the Initial Public Offering. During the period from June 20, 2025 (inception) through December 8, 2025, the Company borrowed $75,124 under the Promissory Note, including $1,000 transferred from due to related party. On December 8, 2025, upon the closing of the Initial Public Offering, the Company repaid the then outstanding balance, $75,124, and the Promissory Note is no longer available to be drawn upon. As of June 30, 2026 and December 31, 2025, the Company had $0 outstanding under the Promissory Note.

Due to Related Party

The Sponsor pays certain formation, operating or deferred offering costs on behalf of the Company. Those amounts are due on demand and non-interest bearing. During the period from June 20, 2025 (inception) through December 8, 2025, the Sponsor paid $26,000 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares and $1,000 was transferred to the Promissory Note, resulting in no balances due to related party as of June 30, 2026 or December 31, 2025.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,200,000 of such loans may be convertible into private units of the post-Business Combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

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

Risks and Uncertainties

United States and global markets are experiencing significant volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflict in Iran and the Middle East and Southwest Asia. Continuing hostilities between the United States, Israel and Iran have caused significant disruption to the normal flow of oil and refined petroleum products, with consequent price rises and associated economic volatility.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with $0.0001 par value. As of June 30, 2026 and December 31, 2025, there were 472,500 Class A ordinary shares issued and outstanding, excluding 14,375,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with $0.0001 par value. On August 6, 2025, an aggregate of 4,791,667 Founder Shares was issued to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.005 per share. As of June 30, 2026 and December 31, 2025, there were 4,791,667 Class B ordinary shares issued and outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

The Company assessed the Public Warrants and the Private Placement Warrants to determine whether they should be classified as equity or liability instruments. This assessment was based on an evaluation of the specific terms of each instrument and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480 meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both the Public Warrants and the Private Placement Warrants have been classified in shareholders’ deficit.

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

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets, consisting primarily of cash and cash held in Trust Account. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include net income or loss comprised of interest earned on cash held in Trust Account and general and administrative expenses.

	June 30, 2026	December 31, 2025

Cash	$924,963	$1,395,995
Cash held in Trust Account	$146,597,830	$144,087,613

	For the Three Months Ended June 30, 2026	For the Period from June 20, 2025 (Inception) through June 30, 2025	For the Six Months Ended June 30, 2026	For the Period from June 20, 2025 (Inception) through June 30, 2025

Interest earned on cash held in Trust Account	$1,259,745	$-	$2,510,217	$-
General and administrative expenses	$134,501	$6,014	$310,379	$6,014

The key measure of segment profit or loss reviewed by the CODM is net income or loss, which is comprised of interest earned on cash held in Trust Account and general and administrative expenses. Net income or loss is reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window.

The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. The CODM reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and the budget.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our ability to complete an initial business combination , the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 20, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest earned on investments held in Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2026, the Company had a net income of $1,125,244 and $2,199,838, respectively, which consisted of interest earned on cash held in Trust Account, partially offset by general and administrative expenses. For the period from June 20, 2025 (inception) through June 30, 2025, the Company had a net loss of $6,014, consisting of general and administrative expenses.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of June 30, 2026, the Company had $924,963 in cash and a working capital surplus of $1,004,716.

On December 8, 2025, we consummated the Initial Public Offering of 14,375,000 Units at $10.00 per Unit, generating gross proceeds of $143,750,000.

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

Going Concern Consideration

As of June 30, 2026, the Company had $924,963 in its operating bank account and a working capital surplus of $1,004,716. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. Management plans to complete a Business Combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then. However, there is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Completion Window or that liquidity will be sufficient to fund operations. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that, pursuant to the proceeds received from the Initial Public Offering, it has access to funds that allow the Company to continue as a going concern.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Administrative Services Agreement

Commencing on December 8, 2025, the Company agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative support. This arrangement will terminate upon the earlier of the completion of a Business Combination or the distribution of the Trust Account to the public shareholders. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $60,000 in fees for these services, respectively, with related amounts of $33,103 and $7,500 included in due to Sponsor in the accompanying balance sheets as of June 30, 2026 and December 31, 2025, respectively.

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

Promissory Note — Related Party

On August 21, 2025, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due on the earlier of March 31, 2026 or the completion of the Initial Public Offering. During the period from June 20, 2025 (inception) through December 8, 2025, the Company borrowed $75,124 under the Promissory Note, including $1,000 transferred from due to related party. On December 8, 2025, upon the closing of the Initial Public Offering, the Company repaid the then outstanding balance, $75,124, and the Promissory Note is no longer available to be drawn upon. As of June 30, 2026 and December 31, 2025, the Company had $0 outstanding under the Promissory Note.

Due to Related Party

Prior to our Initial Public Offering, the Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. Those amounts were due on demand and non-interest bearing. During the period from June 20, 2025 (inception) through December 8, 2025, the Sponsor paid $26,000 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares and $1,000 was transferred to the Promissory Note, resulting in no balances due to related party as of June 30, 2026 or December 31, 2025.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account may be used for such repayment. Up to $1,200,000 of such loans may be convertible into private units of the post-Business Combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we rely on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we are not required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Form 10-K for the year ended December 31, 2025 filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC, except as set forth in note 6 to our financial statements for the period ended June 30, 2026.

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

PART III - SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAPFROG ACQUISITION CORPORATION

Date: August 12, 2026	By:	/s/ Matthew R. Pollard
	Name:	Matthew Pollard
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kevin M. Murphy
	Name:	Kevin Murphy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)