Form 10-Q
period 2026-09-30
Leapfrog Acquisition Corp
filed 2026-11-05
CIK 2084563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2026, there were 14,847,500 Class A ordinary shares, $0.0001 par value and 4,791,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LEAPFROG ACQUISITION CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page
Part I – Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026, the Three Months ended September 30, 2025 and the Period from June 20, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026, the Three Months ended September 30, 2025 and the Period from June 20, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from June 20, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II – Other Information	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Part III Signatures	25

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LEAPFROG ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets

Current Assets
Cash	$877,781	$1,395,995
Prepaid expenses	21,250	3,228
Prepaid insurance, current portion	93,782	93,782

Total Current Assets	992,813	1,493,005

Prepaid insurance, non-current portion	16,519	86,854
Cash held in Trust Account	147,901,017	144,087,613

Total Assets	$148,910,349	$145,667,472

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Liabilities

Current Liabilities
Accounts payable and accrued expenses	$23,426	$217,300
Due to Sponsor	56,007	7,500

Total Current Liabilities	79,433	224,800

Deferred underwriting fee	5,031,250	5,031,250

Total Liabilities	5,110,683	5,256,050

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 14,375,000 shares subject to possible redemption at $10.29 and $10.02 per share as of September 30, 2026 and December 31, 2025, respectively	147,901,017	144,087,613

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 472,500 shares issued and outstanding (excluding 14,375,000 shares subject to possible redemption)	47	47
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,791,667 shares issued and outstanding	479	479
Additional paid-in capital	-	-
Accumulated deficit	(4,101,877)	(3,676,717)

Total Shareholders’ Deficit	(4,101,351)	(3,676,191)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$148,910,349	$145,667,472

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEAPFROG ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from June 20, 2025 (Inception) through September 30,
	2026	2025	2026	2025
General and administrative expenses	$114,781	$54,875	$425,160	$60,889
Loss from operations	(114,781)	(54,875)	(425,160)	(60,889)

Other income
Interest earned on cash held in Trust Account	1,303,187	-	3,813,404	-

Net income (loss)	$1,188,406	$(54,875)	$3,388,244	$(60,889)

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	14,375,000	-	14,375,000	-
Basic and diluted net income (loss) per share, redeemable ordinary shares	$0.06	$-	$0.17	$-
Basic and diluted weighted average non-redeemable Class A and B ordinary shares outstanding	5,264,167	4,166,667	5,264,167	4,166,667
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.06	$(0.01)	$0.17	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEAPFROG ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	472,500	$47	4,791,667	$479	$-	$(3,676,717)	$(3,676,191)
Subsequent remeasurement of ordinary shares subject to possible redemption	-	-	-	-	-	(1,250,472)	(1,250,472)
Net income	-	-	-	-	-	1,074,594	1,074,594
Balance – March 31, 2026	472,500	47	4,791,667	479	-	(3,852,595)	(3,852,069)
Subsequent remeasurement of ordinary shares subject to possible redemption	-	-	-	-	-	(1,259,745)	(1,259,745)
Net income	-	-	-	-	-	1,125,244	1,125,244
Balance – June 30, 2026	472,500	47	4,791,667	479	-	(3,987,096)	(3,986,570)
Subsequent remeasurement of ordinary shares subject to possible redemption	-	-	-	-	-	(1,303,187)	(1,303,187)
Net income						1,188,406	1,188,406
Balance – September 30, 2026	472,500	$47	4,791,667	$479	$-	$(4,101,877)	$(4,101,351)

For the Three Months Ended September 30, 2025 and the Period

from June 20, 2025 (Inception) to September 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – June 20, 2025 (inception)	-	$-				$-	$-
Net loss	-	-	-	-	-	(6,014)	(6,014)
Balance – June 30, 2025	-	-	-	-	-	(6,014)	(6,014)
Class B ordinary shares issued to Sponsor	-	-	4,166,667	479	24,521	-	25,000
Net loss	-	-	-	-	-	(54,875)	(54,875)
Balance – September 30, 2025	-	$-	4,166,667	$479	$24,521	$(60,889)	$(35,889)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEAPFROG ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from June 20, 2025 (Inception) through September 30,
	2026	2025
Cash flows from operating activities:

Net income (loss)	$3,388,244	$(60,889)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash held in Trust Account	(3,813,404)	-

Changes in operating assets and liabilities:
Prepaid expenses	(18,022)	26,000
Prepaid insurance	70,335	-
Accounts payable and accrued expenses	(193,874)	34,889
Due to Sponsor	48,507	-
Net cash used in operating activities	(518,214)	-

Net Change in Cash:
Cash - beginning of period	1,395,995	-

Cash - end of period	$877,781	$-

Supplemental disclosure of noncash financing activities:
Expenses paid by Sponsor in exchange for issuance of Founder Shares	$-	$25,000
Expenses and deferred offering costs paid by related party	$-	$75,124
Deferred offering costs included in accrued offering costs	$-	$221,305

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEAPFROG ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. The Company has not selected any specific Business Combination target. The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from June 20, 2025 (inception) through September 30, 2026 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and its efforts to identify a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

All of the Class A ordinary shares sold as part of the units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with liquidation, if there is a shareholder vote or tender offer in connection with initial Business Combination and in connection with certain amendments to second amended and restated memorandum and articles of association. In accordance with U.S. Securities and Exchange Commission (“SEC”) guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Given that the Class A ordinary shares sold as part of the units in the Initial Public Offering were issued with other freestanding instruments, the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The resulting discount to the initial carrying value of temporary equity was accreted upon the closing of the Initial Public Offering such that the carrying value was equal to the redemption value on such date. The accretion or remeasurement is recognized as a reduction to retained earnings, or in the absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Each public shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, initial shareholders, directors and executive officers have entered into a letter agreement, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares (as described in Note 5), Private Shares and Public Shares held by them in connection with the completion of a Business Combination.

Notwithstanding the foregoing redemption rights, the Company’s amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company has determined not to have a minimum net tangible asset requirement to consummate any Business Combination which could be subject to Rule 419 promulgated under the Securities Act. Moreover, if the Company seeks to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires the Company to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, its net tangible asset threshold may limit the Company’s ability to consummate such initial Business Combination (as the Company may be required to have a lesser number of shares redeemed) and may force the Company to seek third-party financing which may not be available on terms acceptable to the Company or at all. As a result, the Company may not be able to consummate such an initial Business Combination and the Company may not be able to locate another suitable target within the applicable time period, if at all.

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

Going Concern Consideration

As of September 30, 2026, the Company had $877,781 in its operating bank account and a working capital surplus of $913,380. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues.

Management plans to complete a Business Combination within the Completion Window, which currently expires on December 8, 2027, unless extended. However, the Company has limited funds available outside the Trust Account to meet its operating and transaction costs. If actual costs, including unanticipated or unbudgeted expenses, exceed management’s estimates, the Company may not have sufficient liquidity to meet its obligations as they become due before completing a Business Combination. The Sponsor or its affiliates and certain officers and directors may provide Working Capital Loans, but they are not obligated to do so, and additional financing may not be available when needed.

In its evaluation under Financial Accounting Standards Board (“FASB”) ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has concluded that these conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed financial statements are issued. Management’s plans to complete a Business Combination or obtain additional financing do not alleviate this substantial doubt. The accompanying unaudited condensed financial statements have been prepared on a going concern basis and do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s latest audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 20, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $877,781 and $1,395,995 in cash as of September 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of September 30, 2026 or December 31, 2025.

Cash Held in Trust Account

At September 30, 2026 and December 31, 2025, the cash held in the Trust Account amounted to $147,901,017 and $144,087,613, respectively, which is being held in an interest-bearing deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination and liquidation.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 or December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Accordingly, at September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, as reconciled in the following table:
Particular	Amount
Gross proceeds	$143,750,000
Less: Proceeds allocated to public warrants	(2,824,688)
Less: Ordinary share issuance cost	(8,118,430)
Add: Remeasurement of carrying value to redemption value	10,943,118
Ordinary shares subject to possible redemption, December 8, 2025	143,750,000
Add: Subsequent remeasurement of carrying value to redemption value	337,613
Ordinary shares subject to possible redemption, December 31, 2025	144,087,613
Add: Subsequent remeasurement of carrying value to redemption value	3,813,404
Ordinary shares subject to possible redemption, September 30, 2026	$147,901,017

Warrant Instruments

The Company has accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. As of September 30, 2026 and December 31, 2025, there were 7,187,500 Public Warrants and 236,250 Private Placement Warrants outstanding.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The condensed statements of operations include a presentation of income (loss) per redeemable Class A ordinary share and income (loss) per non-redeemable Class A and Class B ordinary shares following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. The calculation of diluted net income (loss) per share does not consider the effect of the Public Warrants or Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of a future event.

At September 30, 2026 and December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):
	For the Three Months Ended September 30, 2026		For the Three Months Ended September 30, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Weighted-average shares outstanding	14,375,000	5,264,167	-	4,166,667
Ownership percentage	73%	27%	-	100%
Numerators:
Allocation of net income (loss)	$869,861	$318,545	$-	$(54,875)

Denominators:
Weighted-average shares outstanding	14,375,000	5,264,167	-	4,166,667
Basic and diluted net income (loss) per share	$0.06	$0.06	$-	$(0.01)

	For the Nine Months Ended September 30, 2026		For the Period from June 20, 2025 (Inception) through September 30, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Weighted-average shares outstanding	14,375,000	5,264,167	-	4,166,667
Ownership percentage	73%	27%	-	100%
Numerators:
Allocation of net income (loss)	$2,480,044	$908,200	$-	$(60,889)

Denominators:
Weighted-average shares outstanding	14,375,000	5,264,167	-	4,166,667
Basic and diluted net income (loss) per share	$0.17	$0.17	$-	$(0.01)

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

Each Private Placement Unit is identical to the Units sold in the Initial Public Offering, except that it is not redeemable, transferable, assignable or saleable by the Sponsor or underwriters until 30 days after the completion of the initial Business Combination, except transfers permitted (a) to officers, directors, advisors or consultants, any affiliate or family member of any of the officers, directors, advisors or consultants, any members or partners of the Sponsor or their affiliates and funds and accounts advised by such members or partners, any affiliates of the Sponsor, or any employees of such affiliates; (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement, in connection with an extension of the Completion Window or in connection with the consummation of a Business Combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) pro rata distributions from the Sponsor to its respective members, partners or shareholders pursuant to the Sponsor’s limited liability company agreement or other charter documents; (g) by virtue of the laws of the State of Delaware or the Sponsor’s limited liability company agreement upon dissolution of the Sponsor; (h) in the event of liquidation prior to consummation of initial Business Combination; (i) in the event that, subsequent to consummation of an initial Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; or (j) to a nominee or custodian of a person or entity to whom a transfer would be permissible under clauses (a) through (g); provided, however, that in the case of clauses (a) through (g) and clause (j) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

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

Administrative Services Agreement

Commencing on December 8, 2025, the Company agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative support. This arrangement will terminate upon the earlier of the completion of a Business Combination or the distribution of the Trust Account to the public shareholders. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000 in fees for these services, respectively, with related amounts of $56,007 and $7,500 included in due to Sponsor in the accompanying condensed balance sheets as of September 30, 2026 and December 31, 2025, respectively.

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

Promissory Note — Related Party

On August 21, 2025, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due on the earlier of March 31, 2026 or the completion of the Initial Public Offering. During the period from June 20, 2025 (inception) through December 8, 2025, the Company borrowed $75,124 under the Promissory Note, including $1,000 transferred from due to related party. On December 8, 2025, upon the closing of the Initial Public Offering, the Company repaid the then outstanding balance, $75,124, and the Promissory Note is no longer available to be drawn upon. As of September 30, 2026 and December 31, 2025, the Company had $0 outstanding under the Promissory Note.

Due to Related Party

The Sponsor pays certain formation, operating or deferred offering costs on behalf of the Company. Those amounts are due on demand and non-interest bearing. During the period from June 20, 2025 (inception) through December 8, 2025, the Sponsor paid $26,000 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares and $1,000 was transferred to the Promissory Note, resulting in no balances due to related party as of September 30, 2026 or December 31, 2025.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,200,000 of such loans may be convertible into private units of the post-Business Combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

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

Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement for the Initial Public Offering. In addition, the underwriters may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement for the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Risks and Uncertainties

United States and global markets are experiencing significant volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and continuing conflict in Iran and the Middle East and Southwest Asia. Continuing hostilities between the United States, Israel and Iran have caused significant disruption to the normal flow of oil and refined petroleum products, with consequent price rises and associated economic volatility.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with $0.0001 par value. As of September 30, 2026 and December 31, 2025, there were 472,500 Class A ordinary shares issued and outstanding, excluding 14,375,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with $0.0001 par value. On August 6, 2025, an aggregate of 4,791,667 Founder Shares was issued to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.005 per share. As of September 30, 2026 and December 31, 2025, there were 4,791,667 Class B ordinary shares issued and outstanding.

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

Warrants — On December 8, 2025, 7,187,500 Public Warrants and 236,250 Private Placement Warrants were issued as part of the Initial Public Offering and Private Placement.

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

The Company has agreed that, as soon as practicable after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to an existing registration statement or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants or which expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

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

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A Ordinary Shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the measurement period. If and when the warrants become redeemable by the Company, it may not exercise its redemption right if the issuance of Class A Ordinary Shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its commercially reasonable efforts to register or qualify such Ordinary Shares under the blue sky laws of the state of residence in those states in which the warrants were offered by the Company in the Initial Public Offering. The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) as well as the $11.50 warrant exercise price after the redemption notice is issued.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

The Company assessed the Public Warrants and the Private Placement Warrants to determine whether they should be classified as equity or liability instruments. This assessment was based on an evaluation of the specific terms of each instrument and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both the Public Warrants and the Private Placement Warrants have been classified in shareholders’ deficit.

Note 8 — Fair Value Measurements

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

Traded price of Unit	$10.00
Expected term to initial Business Combination (years)	1.5
Probability of initial Business Combination	30%
Risk-free rate	3.86%
Warrant term (years)	5.0
Selected volatility	24.4%

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets, consisting primarily of cash and cash held in Trust Account. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include net income or loss comprised of interest earned on cash held in Trust Account and general and administrative expenses.

	September 30, 2026	December 31, 2025

Cash	$877,781	$1,395,995
Cash held in Trust Account	$147,901,017	$144,087,613

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period from June 20, 2025 (Inception) through September 30, 2025

Interest earned on cash held in Trust Account	$1,303,187	$-	$3,813,404	$-
General and administrative expenses	$114,781	$54,875	$425,160	$60,889

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 20, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest earned on investments held in Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2026, the Company had a net income of $1,188,406 and $3,388,244, respectively, which consisted of interest earned on cash held in Trust Account, partially offset by general and administrative expenses. For the three months ended September 30, 2025, the Company had a net loss of $54,875, consisting of general and administrative expenses. For the period from June 20, 2025 (inception) through September 30, 2025, the Company had a net loss of $60,889, which primarily consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of September 30, 2026, the Company had $877,781 in cash and a working capital surplus of $913,380.

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

Going Concern Consideration

As of September 30, 2026, the Company had $877,781 in its operating bank account and a working capital surplus of $913,380. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues.

Management plans to complete a Business Combination within the Completion Window, which currently expires on December 8, 2027, unless extended. However, the Company has limited funds available outside the Trust Account to meet its operating and transaction costs. If actual costs, including unanticipated or unbudgeted expenses, exceed management’s estimates, the Company may not have sufficient liquidity to meet its obligations as they become due before completing a Business Combination. The Sponsor or its affiliates and certain officers and directors may provide Working Capital Loans, but they are not obligated to do so, and additional financing may not be available when needed.

In its evaluation under Financial Accounting Standards Board (“FASB”) ASC 205-40, “Presentation of Financial Statements — Going Concern,” management has concluded that these conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed financial statements are issued. Management’s plans to complete a Business Combination or obtain additional financing do not alleviate this substantial doubt. The accompanying unaudited condensed financial statements have been prepared on a going concern basis and do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

We may need to raise additional funds to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Administrative Services Agreement

Commencing on December 8, 2025, the Company agreed to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative support. This arrangement will terminate upon the earlier of the completion of a Business Combination or the distribution of the Trust Account to the public shareholders. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000 in fees for these services, respectively, with related amounts of $56,007 and $7,500 included in due to Sponsor in the accompanying condensed balance sheets as of September 30, 2026 and December 31, 2025, respectively.

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

Promissory Note — Related Party

On August 21, 2025, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due on the earlier of March 31, 2026 or the completion of the Initial Public Offering. During the period from June 20, 2025 (inception) through December 8, 2025, the Company borrowed $75,124 under the Promissory Note, including $1,000 transferred from due to related party. On December 8, 2025, upon the closing of the Initial Public Offering, the Company repaid the then outstanding balance, $75,124, and the Promissory Note is no longer available to be drawn upon. As of September 30, 2026 and December 31, 2025, the Company had $0 outstanding under the Promissory Note.

Due to Related Party

Prior to our Initial Public Offering, the Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. Those amounts were due on demand and non-interest bearing. During the period from June 20, 2025 (inception) through December 8, 2025, the Sponsor paid $26,000 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares and $1,000 was transferred to the Promissory Note, resulting in no balances due to related party as of September 30, 2026 or December 31, 2025.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account may be used for such repayment. Up to $1,200,000 of such loans may be convertible into private units of the post-Business Combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of September 30, 2026.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Form 10-K for the year ended December 31, 2025 filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC, except as set forth in Note 6 to our financial statements for the period ended September 30, 2026.

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

LEAPFROG ACQUISITION CORPORATION

Date: November 5, 2026	By:	/s/ Matthew R. Pollard
	Name:	Matthew Pollard
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kevin M. Murphy
	Name:	Kevin Murphy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)